Form 10-Q
period 1997-06-30
NEW GRANCARE INC
filed 1997-08-14
CIK 1028337

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 001-12621

                                 GRANCARE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 95-4336136
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

            One Ravinia Drive, Suite 1500
                  Atlanta, Georgia                        30346
      (Address of principal executive offices)          (Zip Code)

                                 (770) 393-0199
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     x       No
                                ----------     ----------

There were 24,106,947 shares outstanding of registrant's Common Stock, par value $0.001 per share, as of August 11, 1997.

================================================================================

                                 GRANCARE, INC.

                                     INDEX
                                     -----

                                                             Page No.
                                                             --------

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets-
            June 30, 1997 and December 31, 1996...............  3

            Condensed Consolidated Statements of Income-
            Three Months Ended June 30, 1997 and 1996 and
            Six Months Ended June 30, 1997 and 1996...........  5

            Condensed Consolidated Statement of Shareholders'
            Equity - Six Months Ended June 30, 1997...........  6

            Condensed Consolidated Statements of  Cash Flows-
            Six Months Ended June 30, 1997 and 1996...........  7

            Notes to Condensed Consolidated Financial
            Statements........................................  8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations for the
            Three and Six Months Ended June 30, 1997.......... 11

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings................................. 19

Item 2.     Changes in Securities............................. 19

Item 3.     Defaults Upon Senior Securities................... 19

Item 4.     Submission of Matters to a Vote of Security
            Holders........................................... 19

Item 5.     Other Information................................. 20

Item 6.     Exhibits and Reports on Form 8-K.................. 20

Signatures.................................................... 21

PART I - FINANCIAL INFORMATION

     For financial reporting purposes, the reporting entity is the successor to GranCare, Inc., a California corporation (the "Predecessor"). Effective February 12, 1997, Vitalink Pharmacy Services, Inc. ("Vitalink") acquired the Predecessor's institutional pharmacy business ("TeamCare" or the "Institutional Pharmacy Business") through the merger (the "Vitalink Merger") of the Predecessor with and into Vitalink. Immediately prior to the Vitalink Merger, all of the Predecessor's non-institutional pharmacy businesses, including its skilled nursing, home health care, assisted living and contract management businesses and related assets (collectively, the "Skilled Nursing Business"), were transferred to GranCare, Inc., a Delaware corporation (the "Successor") (then a wholly owned subsidiary of the Predecessor) and all of the then outstanding stock of the Successor was distributed (the "Distribution") to the shareholders of the Predecessor. While the Successor is not the successor to the Predecessor for Securities and Exchange Commission reporting purposes, it is the successor to the Predecessor for financial reporting purposes. Accordingly, unless the context otherwise requires, "GranCare" and the "Company" refer to GranCare, Inc., a California corporation, and its subsidiaries for periods on or prior to February 12, 1997 and to GranCare, Inc., a Delaware corporation, and its subsidiaries for periods subsequent to February 12, 1997.

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                                 GRANCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                 June 30,                December 31,
                                                                                   1997                      1996
                                                                                -----------              ------------
                                                                                (Unaudited)                  (Note)
ASSETS
Current assets:
 Cash and cash equivalents..........................................              $ 19,778                  $ 14,512
 Accounts receivable, less allowance for doubtful accounts
  (1997 - $14,918 and 1996 - $11,209)...............................               234,435                   233,335
 Inventories........................................................                 1,838                    17,312
    Notes receivable................................................                24,520                    24,520
 Prepaid expenses and other current assets..........................                17,502                    18,786
 Deferred income taxes..............................................                 5,887                     9,239
                                                                                 ---------                  --------
  Total current assets..............................................               303,960                   317,704

Property and equipment..............................................               254,773                   271,536
 Less accumulated depreciation......................................               (57,798)                  (64,387)
                                                                                  ---------                  --------
                                                                                   196,975                   207,149
Other assets:
 Investments, at fair value.........................................                38,175                    38,933
 Goodwill, less accumulated amortization
  (1997 - $6,010 and 1996 - $10,332)................................                59,550                   133,152
 Other intangibles, less accumulated amortization
  (1997 - $5,378 and 1996 - $9,700).................................                 9,497                    11,613
 Other..............................................................                29,752                    39,488
                                                                                 ---------                  --------

Total assets........................................................              $637,909                  $748,039
                                                                                 =========                  ========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.
See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                                         June 30,                  December 31,
                                                                                           1997                        1996
                                                                                       -----------                 -------------
                                                                                       (Unaudited)                    (Note)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses.....................................               $ 82,555                    $ 79,824
 Accrued wages and related liabilities.....................................                 16,405                      21,541
 Interest payable..........................................................                  4,968                       8,235
 Notes payable and current maturities of long-term debt....................                  3,115                       7,535
                                                                                          --------                    --------

  Total current liabilities................................................                107,043                     117,135

Long-term debt.............................................................                361,996                     382,242
Deferred income taxes......................................................                 17,531                      23,084
Other......................................................................                 10,889                      11,278

Shareholders' equity:
 Common stock; $0.001 par value; 50,000,000 shares authorized
  (shares issued: 1997-24,088,697).........................................                     24                          -
    Paid in capital........................................................                124,970                          -
 Common stock; no par value; 50,000,000 shares authorized
  (shares issued: 1996-23,677,825).........................................                     -                      123,378
 Equity component of minimum pension liability.............................                   (542)                       (542)
 Unrealized gain on investments net of income taxes (1997 -
  $4,554 and 1996 - $4,573)................................................                  6,831                       6,885
 Retained earnings.........................................................                  9,167                      84,579
                                                                                          --------                    --------
                                                                                           140,450                     214,300
                                                                                          --------                    --------

Total liabilities and shareholders' equity.................................               $637,909                    $748,039
                                                                                          ========                    ========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
            (Dollars And Shares In Thousands, Except Per Share Data)

                                                       Three Months Ended      Six Months Ended
                                                           June 30,                June 30,
                                                    ---------------------    ---------------------
                                                      1997         1996        1997         1996
                                                    ---------    --------    --------     --------
Revenues:
  Net patient revenues............................  $197,925     $245,427    $420,851     $474,254
  Investment and other revenue....................     1,416        1,844       3,006        3,028
                                                    --------     --------    --------     --------
      Net revenues.................................   199,341      247,271     423,857      477,282

Expenses:
  Operating expenses..............................   187,016      218,646     390,870      423,721
  Depreciation and amortization...................     5,262        6,514      11,013       12,672
  Interest expense and financing charges..........     7,782        8,918      16,319       17,067
  Nonrecurring costs-merger and other costs.......     ---           ---       28,300        ---
                                                    --------     --------    --------     --------
     Total expenses...............................   200,060      234,078     446,502      453,460
                                                    --------     --------    --------     --------
Income (loss) before income taxes and
        extraordinary charge......................      (719)      13,193     (22,645)      23,822
Income taxes......................................      (273)       5,013        (893)       9,052
                                                    --------     --------    --------     --------
Income (loss) before extraordinary charge.........      (446)       8,180     (21,752)      14,770

Extraordinary charge - loss on early
 extinguishment of debt, net of income tax benefit
 of $2,961........................................      ---         ---         4,831        ---
                                                    --------     --------    --------     --------
      Net income (loss)........................... $    (446)    $  8,180    $(26,583)    $ 14,770
                                                   =========     ========    ========     ========
 Net income (loss) per common and common
    equivalent share:
    Primary:
       Income (loss) before extraordinary charge..  $  (0.02)    $   0.34    $  (0.71)    $   0.62
       Extraordinary charge.......................      ---          ---        (0.20)        ---
                                                    --------     --------    --------     --------
       Net income (loss)..........................  $  (0.02)    $   0.34    $  (1.11)    $   0.62
                                                   =========     ========    ========     ========
    Fully diluted:
       Income (loss) before extraordinary charge.. $   (0.02)    $   0.33    $  (0.71)    $   0.61
       Extraordinary charge.......................      ---          ---        (0.20)        ---
                                                    --------     --------    --------     --------
       Net income (loss).......................... $   (0.02)    $   0.33    $  (1.11)    $   0.61
                                                   =========     ========    ========     ========
    Weighted average number of common and
       common equivalent shares outstanding:
       Primary....................................    24,028       24,077      23,925       23,932
                                                   =========     ========    ========     ========
       Fully diluted..............................    24,028       26,570      23,925       26,484
                                                   =========     ========    ========     ========

See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars In Thousands)

                                                                                            Equity
                                                                              Component of
                                                        Common                    Minimum       Unrealized
                                      Common Stock,     Stock,     Paid in        Pension        Gain on       Retained
                                         No Par       $0.001 Par   Capital       Liability      Investments     Earnings    Total
                                   -------------------------------------------------------------------------------------------------


Balances at January 1, 1997........    $ 123,378           $--     $     --        ($542)          $6,885     $ 84,579     $214,300

TeamCare Merger transactions:
  Conversion of Common Stock.......     (123,378)           24      123,354            --              --           --           --
  Dividend of TeamCare.............           --            --           --            --              --      (48,829)     (48,829)


Issuance of 410,872 shares of
 common                                       --            --        1,616            --              --           --        1,616
stock on exercise of options.......

Unrealized loss on investments.....           --            --           --            --             (54)          --          (54)


Net income (loss)..................           --            --           --            --              --      (26,583)     (26,583)

                                   -------------------------------------------------------------------------------------------------


Balances at June 30, 1997..........    $      --           $24     $124,970        ($542)          $6,831     $  9,167     $140,450
                                   =================================================================================================



See Notes to Condensed Consolidated Financial Statements.

                                 GRANCARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars In Thousands)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                   -----------------------------------------------
                                                                             1997                     1996
                                                                   ---------------------    ----------------------
OPERATING ACTIVITIES
 Net income (loss).................................................            $ (26,583)                 $ 14,770
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
  Provision for doubtful accounts..................................               10,381                     3,607
  Depreciation and amortization....................................               11,013                    12,672
  Gain on sale of assets...........................................                 (187)                     (114)
  Non-cash one-time charges........................................                5,916                       ---
  Amortization of deferred financing costs.........................                  310                       468
  Changes in assets and liabilities net of
   effect of acquisitions:
   Accounts receivable.............................................              (59,406)                  (44,728)
   Other current assets............................................               (1,212)                   (4,096)
   Other noncurrent assets.........................................                 (767)                   (3,641)
   Accounts payable and accrued expenses...........................               17,830                     1,682
   Accrued wages and related liabilities...........................                 (987)                     (469)
   Interest payable................................................               (3,133)                    1,433
   Income taxes payable............................................                  ---                     1,928
   Other noncurrent liabilities....................................                   96                        76
                                                                   ---------------------    ----------------------
     Net cash used in operating activities.........................              (46,729)                  (16,412)

INVESTING ACTIVITIES
 Acquisition of businesses, net of cash acquired...................                  163                    (5,929)
 Purchases of property and equipment...............................              (11,758)                  (16,364)
 Net proceeds from disposition of TeamCare.........................               88,233                       ---
 Proceeds from disposition of property and equipment...............                  ---                       994
 Net purchases and sales of investments............................                  586                    (5,119)
 Other.............................................................                 (546)                   (1,400)
                                                                   ---------------------    ----------------------
   Net cash provided by (used in) investing activities.............               76,678                   (27,818)

FINANCING ACTIVITIES
 Proceeds from exercise of warrants and options....................                1,616                     1,992
 Long-term debt payments...........................................             (262,794)                   (4,571)
 Proceeds from long-term debt borrowings...........................              239,000                    42,250
 Payment of debt issuance costs....................................               (2,505)                     (250)
                                                                   ---------------------    ----------------------
   Net cash (used in) provided by financing activities.............              (24,683)                   39,421
                                                                   ---------------------    ----------------------
 Net increase (decrease) in cash and cash equivalents..............                5,266                    (4,809)
 Cash and cash equivalents at beginning of period..................               14,512                    17,738
                                                                   ---------------------    ----------------------
 Cash and cash equivalents at end of period........................            $  19,778                  $ 12,929
                                                                   =====================    ======================


See Notes to Condensed Consolidated Financial Statements

                                 GRANCARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
------------------------------

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.


Note B - Vitalink Merger
------------------------

          GranCare entered into an Amended and Restated Agreement and Plan of Merger with Vitalink Pharmacy Services, Inc. (Vitalink) dated as of September 3, 1996. The form of the transactions were: (1) GranCare's skilled nursing facilities, along with its contract management and home health businesses were reorganized into New GranCare, Inc. (New GranCare) and all of the shares of New GranCare distributed to the GranCare shareholders in a tax-free spin off (the Distribution); (2) GranCare (then consisting solely of the institutional pharmacy and related business known as TeamCare) merged into and was acquired by Vitalink (Vitalink Merger) through a tax-free exchange of shares of common stock of Vitalink for shares of common stock of GranCare; and (3) New GranCare became a public company upon consummation of the Distribution. Notwithstanding the legal structure of the transactions, for accounting/financial reporting purposes such transactions have been treated as the spin-off of TeamCare in the form of a dividend and the reorganization/recapitalization of GranCare into New GranCare as New GranCare has continued the majority of the GranCare businesses. No gain has been recognized as a result of the distribution for the difference between the market value of the Vitalink Common Stock received and the carrying value of the net assets of TeamCare. New GranCare continued to reflect the historical cost basis of assets and liabilities of GranCare. These transactions were approved by the GranCare shareholders on February 8, 1997 and the transactions closed on February 12, 1997 (the Closing Date); the spin-off of TeamCare was reflected in the first quarter of 1997.

          In addition, as a consequence of the Vitalink Merger, the Company redeemed its 6 1/2% Convertible Subordinated Debentures (the Debentures) due January 15, 2003 effective as of the Closing Date. GranCare deposited the redemption price and accrued interest on each outstanding Debenture with the trustee for the Debentures and interest ceased to accrue as of February 12, 1997. GranCare also completed a tender offer for its 9 3/8% Senior Subordinated Notes (Senior Notes) due 2005. GranCare accepted $98 million aggregate principal amount of Senior Notes (representing 98% of the outstanding Senior Notes) for purchase pursuant to GranCare's cash tender offer at a purchase price of $1,090 per $1,000 principal amount plus accrued and unpaid interest up to, but not including, the payment date.

          In February 1997, the Company recognized a merger charge and extraordinary charge related to debt extinguishment in connection with the aforementioned transactions. The components of the merger charge and extraordinary charge recognized in New GranCare's operations in the first quarter of 1997 consist of the following:

                                                         DOLLARS IN THOUSANDS
                                                         --------------------

Shared transaction costs:
       Redemption premium - $100 million Senior
       Subordinated Notes....................................................    $  9,000
       Redemption premium - $60 million Convertible
       Subordinated Debentures...............................................       2,430
       Investment banker fees................................................       4,200
       Consent fee paid to HRPT..............................................       5,500
       Other professional fees and merger related costs......................       5,470
                                                                                 --------
Total shared costs...........................................................      26,600
Less costs to be paid by Vitalink............................................     (13,300)
                                                                                 --------
GranCare portion of shared transaction costs.................................      13,300
Other transaction related costs:
       Consent fee paid to HRPT..............................................       4,500
       Write-off to deferred financing fees..................................       5,441
       Amounts payable under GranCare Shareholder   Value Program............
                                                                                    4,500
       Amounts payable under Restricted Stock Plan...........................       2,200
       Other employee severance and other related costs......................       6,059
                                                                                 --------
                                                                                   36,000
Less:   Income taxes.........................................................      (6,000)
                                                                                 --------
Total costs, net of income taxes.............................................    $ 30,000
                                                                                 ========

Excluding TeamCare, the Vitalink Merger and extraordinary charges, GranCare's total net revenues, pre-tax income and primary earnings per share for the six month periods ended June 30, 1997 and 1996, respectively, would have been $403,060,000, $5,166,000 and $0.13 and $365,790,000, $6,333,000 and $0.26.


Note C - Contingent Earn-Out Provision
--------------------------------------

       The purchase agreement with respect to the 1994 acquisition of Long Term Care Pharmaceutical Services Corporation I and Long Term Care Pharmaceutical Services Corporation III (collectively, "LTC"), contained a contingent earnout provision for the two year period ended June 30, 1996. In April 1997, the Company paid the seller of LTC $5.4 million in settlement of the earnout provision. Of this settlement, Vitalink is obligated to fund $2.5 million. This settlement has been reflected in the accompanying financial statements as an increase to GranCare's investment in TeamCare thereby increasing the amount of the dividend recorded in connection with the TeamCare spin-off.


Note D - Non-Recurring Charge
-----------------------------

       During the third quarter of 1996, the Company recorded exit and other one-time costs of $18.4 million as a charge to operations. Approximately $10.6 million of this charge relates to management's decision to close five Indiana facilities which are operated under long term operating leases, as these facilities did not fit the Company's operating strategies. The $10.6 million reflects the remaining net book value of leasehold improvements at the dates of closure and the remaining rent due to the landlord for periods after the dates of closure. On March 6, 1997, the Company modified its plan from closing five Indiana facilities to terminating most of its lease obligations and operations in Indiana involving a total of 18 facilities. This modification did not significantly impact the exit costs previously accrued in the third quarter of 1996. Management completed the lease terminations effective April 1, 1997. Approximately $3 million of the charge relates to the write-off of notes receivable for loans made by the Company to a sublease lessee to fund working capital. Accounts receivable from the facility under lease serve as collateral for the working capital loans. During the third quarter of 1996, the loans to the lessee began to significantly exceed the collateral, indicating that the loan would not be recoverable. Accordingly, the Company decided to terminate the sublease arrangement and to write off the loans which it concluded would not be recoverable. In addition, in the third quarter of 1996, the Company recorded

$4.8 million of other charges which included $2.9 million of additional bad debt expense related to TeamCare. The charge for bad debt expense was necessary to provide for the increased risk of collection resulting from the deterioration in the financial condition of certain customers in the third quarter of 1996.


Note E - Third Party Settlement Appeal
--------------------------------------

       During the fourth quarter of 1996, the Company received final settlement on its 1994 cost reports for its California long-term health care facilities. The final settlements made by the intermediary for seven facilities included disallowances of a portion of speech and occupational therapy costs ($1.8 million) based on their interpretation of the Medicare prudent buyer concept.
In addition, the intermediary has reopened the 1993 cost reports for two additional facilities ($0.7 million) for the same issue. The Company has furnished therapy services to patients under arrangements with outside therapy contractors. The contracts with the outside contractors contain indemnification clauses regarding denial of payment for services provided. The intermediary asserts that the Company did not act as a prudent buyer of therapy services as the Company should have hired therapists instead of contracting for their services. In the absence of prudent buyer documentation to the contrary, the intermediary determined reasonable costs for therapy services based on internally developed survey data and other factors. The Company, in conjunction with a therapy company and another long-term care company, has filed an expedited group appeal to the Provider Reimbursement Review Board regarding these 1994 audit adjustments. A hearing took place during the Company's second quarter. The Company is awaiting the outcome of this hearing. Management (based on the advise of outside counsel) believes that it has a strong position in this matter and will ultimately prevail; therefore no accrual for losses has been made. It is possible that the intermediary will attempt to apply the same interpretation for other Company facilities and for other periods. If the hearing results in an unfavorable outcome to the Company and if the Company does not ultimately prevail on this matter, it could have a material adverse impact on net income of a particular future quarter or year.

Note F - Credit Facility
------------------------

  In connection with the Vitalink Merger described in Note B, the Company replaced its existing credit facility with a new credit facility in the aggregate amount of $300,000,000 (the New Credit Facility). The New Credit Facility consists of two components: a $200,000,000 5-year revolving credit facility (which includes a $40,000,000 sub-limit for the issuance of standby letters of credit) and a $100,000,000 5-year term loan. Borrowings for working capital and general corporate purposes may not exceed $75,000,000. The first $25,000,000 of exposure for letters of credit issued under the letter of credit sub-facility will correspondingly reduce availability under the working capital sub-facility. The revolving credit portion of the New Credit Facility will mature in five years. The term loan portion of the New Credit Facility will be amortized in ten quarterly installments of $7,000,000 each commencing February 12, 1999, thereafter increasing to $10,000,000 per quarter. All remaining principal and accrued and unpaid interest shall be due and payable in full on the fifth anniversary of the closing date of the New Credit Facility. Interest on outstanding borrowings shall accrue, at the option of the Company, at the base rate or at the Eurodollar rate plus, in each case, an applicable margin.


Note G - Taxes
--------------

  For the six-months ended June 30, 1997, the provision for income taxes is affected by $19.0 million of merger expenses that are not tax deductible for income tax purposes. Without the effect of such non-deductible expenses, the effective tax rate for the 1997 period is approximately 39% compared to 38% for the same period in 1996.


Note H - FASB Statement No. 128
-------------------------------

  During the first quarter of 1997, the FASB released FASB Statement No. 128 (Statement No. 128), Earnings Per Share. As required, the Company intends to adopt Statement No. 128 in the fourth quarter of 1997 and will restate earnings per share for prior periods in conformity with the new rules.

Note I - Related Party Transaction
----------------------------------

  Effective April 1, 1997, the Company acquired Connerwood Healthcare, Inc. ("Connerwood"), a long-term care company operating seven skilled nursing facilities in Indiana. These facilities were subleased to Connerwood in 1993 and have been managed by the Company since that date. Four of the seven facilities acquired were subsequently divested in conjunction with the Indiana lease termination described in Note D.

Note J - Change in Accounting Estimate
--------------------------------------

  Since December 31, 1996, and to a greater extent in the second quarter of 1997, the Company has experienced delays in its collection of certain third party and other accounts receivable. In recognition of these delays, the Company has increased its allowance for doubtful accounts. The effect of this change in accounting estimate for the three and six months ended June 30, 1997 was to increase operating expenses by $8.0 million and net loss by $4.9 million, or $0.20 per share.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
          OF OPERATIONS
          -------------

RECENT DEVELOPMENTS

  On May 8, 1997, the Company announced the execution of an agreement and plan of merger pursuant to which the Company would be merged (the "LCA Merger") into a wholly-owned subsidiary of Living Centers of America, Inc. ("LCA") immediately following a leveraged recapitalization of LCA by Apollo Management, L.P. ("Apollo") and certain other related transactions (collectively, the "Transactions"). The Company believes that the post-merger company and its subsidiaries (the "Companies") would be one of the largest long term care providers in the country in terms of the number of licensed beds, operating over 330 facilities with more than 38,000 licensed beds in 21 states. In addition to operating skilled nursing facilities, the Companies would provide pharmacy and rehabilitation services, assisted living, contract management and geriatric specialty healthcare services nationwide. Vitalink and Manor Care, Inc. ("ManorCare") have obtained a preliminary injunction prohibiting the Company from consummating the LCA Merger. The Company remains committed to consummating the LCA Merger on the terms set forth in the merger agreement; however, due to the uncertainties of litigation, no assurance can be given that the Company will prevail in having the injunction lifted on appeal or in the ultimate disposition of this matter. See "Part II - Item 1. Legal Proceedings". Consummation of the LCA Merger is subject to numerous conditions including obtaining certain regulatory approvals and approval of the Transactions by the shareholders of LCA and the Company.

GENERAL

  On February 12, 1997, the Company completed the Vitalink Merger, the practical effect of which was to transfer on a tax advantaged basis the Company's Institutional Pharmacy Business to Vitalink and distribute the consideration for such transfer to the Company's shareholders. For financial reporting purposes, the Company is the successor to GranCare, Inc., a California corporation.

  The Company was incorporated in September 1987. Since inception, the Company has grown rapidly through acquisitions of long-term care facilities and specialty medical businesses such as institutional pharmacy operations. During 1996 the Company acquired RN Health Care Services, Inc., a home health agency in Michigan, Jennings Visiting Nurse Association, Inc., a home health agency in Indiana, Emery Pharmacy, a provider of institutional pharmacy services in upstate New York and RX Corporation, a provider of institutional pharmacy services in southern California.

  The Company's revenues and profitability are affected by ongoing efforts of third-party payors to contain health care costs by limiting reimbursement rates, increasing case management review and negotiating reduced contract pricing. Government payors, such as state-administered Medicaid programs and, to a lesser extent, the federal Medicare program, generally provide more restricted coverage and lower reimbursement rates than private pay sources. For the three-month period ended June 30, 1997, the percentage of the Company's total gross patient revenues derived from Medicaid and Medicare programs were 34% and 46%, respectively.

  The Company derives its revenues by providing (i) skilled nursing, (ii) pharmacy (through January 31, 1997), therapy, subacute and other specialty medical services and (iii) contract management of specialty medical programs for acute care hospitals. In general, the Company generates higher revenues and profitability from the provision of specialty medical services than from routine skilled nursing care, and the Company believes that this trend will continue. The Company seeks to enhance its operating margins by increasing the proportion of its revenues derived from specialty medical services.

  In April 1997, the Company disposed of 18 underperforming facilities that no longer fit within the Company's strategic focus. The Company continues to evaluate certain long-term care facilities which are underperforming or do not fit within the Company's long-term strategic plans. All or a portion of these facilities may be divested in the future whether or not the Transactions are consummated.

RESULTS OF OPERATIONS

  The following tables set forth, as a percentage of patient revenues, certain income data for the periods indicated:

             REVENUE COMPOSITION/PERCENTAGE OF PATIENT REVENUES (1)

                                                                       Three Months Ended                     Six Months Ended
                                                                             June 30,                             June 30,
                                                                 --------------------------------     ----------------------------
                                                                       1997               1996              1997             1996
                                                                 -------------        -----------     --------------    ----------
Skilled Nursing and Subacute Care:
  Routine services..........................................             56.2%             59.6%             56.3%             60.8%

Specialty Medical:
  Therapy, subacute and other ancillary services.............            39.4              35.6              39.4              34.5
  Contract Management........................................             4.4               4.8               4.3               4.7
                                                                 --------------       -----------      ------------    -------------
    Subtotal..................................................           43.8%             40.4%             43.7%             39.2%

                                                                 --------------       -----------      ------------    -------------
  Total......................................................           100.0%            100.0%            100.0%            100.0%
                                                                 ==============       ===========      ============    =============


  Revenues Per Patient Day Derived from Skilled Nursing and Subacute Care (1)

                                                             Three Months Ended     Six Months Ended
                                                                  June 30,              June 30,
                                                           --------------------  --------------------
                                                              1997       1996       1997       1996
                                                           ---------  ---------  ---------  ---------
Routine skilled nursing                                      $ 94.49    $ 90.05    $ 93.24    $ 89.09
Specialty medical services (2)                                 66.15      53.75      65.32      50.51
                                                           ---------  ---------  ---------  ---------
  Total                                                      $160.64    $143.80    $158.56    $139.60
                                                           =========  =========  =========  =========

(1) Excluding TeamCare for all periods presented.
(2) Excludes other specialty medical revenue from beds not operated by the Company.

  The Company's net revenues for the three and six month periods ended June 30, 1997 were $199.3 and $423.9 million, respectively, compared to $247.3 and $477.3 million for the same periods in 1996, a decrease of $48.0 and $53.4 million, respectively, or 19.4% and 11.2%.

  Excluding the Institutional Pharmacy Business, the Company's net revenues for the three and six month periods ended June 30, 1997 were $199.3 and $403.0 million, respectively, compared to $188.2 and $365.7 million for the same periods in 1996, an increase of $11.1 and $37.3 million, respectively, or 5.9% and 10.2% These increases are partially offset by April 1997 divestiture of certain underperforming businesses. Same-store growth increased, $10.7 and $23.8 million for the three and six month periods ended June
30, 1997, from increases in specialty medical services provided and an increase in average daily rates due to an improved payor mix. Specialty medical revenues increased $11.3 and $32.8 million over the same periods in 1996. This was the result of growth in the number of Medicare residents which utilize higher margin ancillary services (physical, respiratory, occupational and speech therapy). Included in net revenues for the three and six month periods ended June 30, 1997 and 1996 were $1.5 million and $2.4 million, respectively, compared to $2.0 and $2.4 for the same periods in 1996, relating to routine cost limit exceptions. While the Company has applied for these exceptions, and has only recognized a portion of the estimated recovery, there can be no assurance that the actual revenues from routine cost limit exceptions will equal those amounts recognized by the Company in the three and six month periods ended June 30, 1997 and 1996.

  Operating expenses (excluding rent and property expenses) for the three and six month periods ended June 30, 1997 were $175.2 and $365.3 million, respectively, compared to $204.4 and $396.0 million for the same periods in 1996, a decrease of $29.2 and $53.7 million, respectively.

  Excluding the Institutional Pharmacy Business, operating expenses (excluding rent and property expenses) for the three and six month periods ended June 30, 1997 were $175.2 and $347.1 million, respectively, compared to $155.7 and $304.1 million for the same periods in 1996, an increase of $19.5 and $43.0 million, respectively, or 12.6% and 14.1%. $11.5 and $21.5 million of the increase for the three and six month periods ended June 30, 1997, respectively, was attributable to acquisitions, as well as costs associated with an increase of specialty medical services provided. On a same-store basis, operating expenses increased $10.6 and $22.1 million for the three and six month periods ended June 30, 1997, respectively, over the same periods in 1996. $8.0 million of the increase for the three and six months ended June 30, 1997 was attributable to the Company's change in accounting estimate in the second quarter of 1997 related to its estimation of allowances for doubtful accounts. These increases are partially offset by the divestiture of certain businesses in 1997.
Specialty medical services result in the incurrence of additional costs from the higher staffing levels required to provide the higher acuity care. The additional ancillary services (physical, respiratory, occupational and speech therapy) utilized generate additional costs in line with the growth realized in the specialty medical revenues. This increase was partially offset by a reduction in costs from more appropriate staffing given patient acuity levels at skilled nursing facilities and an increased use of third-party vendors for therapy services.

  Rent and property expenses for the three and six month periods ended June 30, 1997 were $11.8 and $25.6 million, respectively, compared to $14.2 and $27.7 million for the same periods in 1996, a decrease of $2.4 and $2.1 million, respectively, or 16.9% and 7.6%.

  Excluding the Institutional Pharmacy Business, rent and property expenses for the three and six month periods ended June 30, 1997 were $11.8 and $25.1 million, respectively, compared to $12.9 and $25.2 million for the same periods in 1996, a decrease of $1.1 and $0.1 million, respectively. This decrease was primarily the result of rent and property expenses attributable to businesses divested in 1997 offset in part by scheduled increases in rental expense.

  Depreciation and amortization expenses for the three and six month periods ended June 30, 1997 were $5.3 and $11.0 million, respectively, compared to $6.5 and $12.7 million for the same periods in 1996, a decrease of $1.2 and $1.7 million, respectively, or 18.5% and 13.4%.

  Excluding the Institutional Pharmacy Business, depreciation and amortization expenses for the three and six month periods ended June 30, 1997 were $5.3 and $10.5 million, respectively, compared to $4.8 and $9.5 million for the same periods in 1996, a decrease of $0.5 and $1.0 million, respectively, or 10.4% and 10.5%. This decrease was primarily the result of depreciation and amortization expenses attributable to businesses divested in 1997 offset by additions to property and equipment.

  Interest expense and financing charges for the three and six month periods ended June 30, 1997 were $7.8 and $16.3 million, respectively, compared to $8.9 and $17.1 million for the same periods in 1996, a decrease of $1.1 and $0.8 million, respectively, or 12.4% and 4.7%.

  Excluding the Institutional Pharmacy Business, interest expense and financing charges for the three and six month periods ended June 30, 1997 were $7.8 and $15.3 million, respectively, compared to $8.8 and $16.8 million for the same periods in 1996, a decrease of $1.0 and $1.5 million, respectively, or 11.4% and 8.9%. This decrease was due primarily from a reduction in indebtedness related to debt extinguished in the Vitalink Merger offset in part by interest on additional indebtedness to fund working capital.

  During the first quarter of 1997, in conjunction with the Vitalink Merger, the Company recorded merger and other one-time costs of $36.0 million (See Note B of Notes to Condensed Consolidated Financial Statements). Of this aggregate charge, $28.3 million is reflected as a charge to operations with the remaining $7.7 million pertaining to costs associated with the early extinguishment of debt being reflected as an extraordinary charge. The components of the merger charge and extraordinary charge recognized in the first quarter of 1997 consist of the following:

                                                                         DOLLARS IN THOUSANDS
                                                                         --------------------
Shared transaction costs:
       Redemption premium - $100 million Senior
       Subordinated Notes....................................................    $  9,000
       Redemption premium - $60 million Convertible
       Subordinated Debentures...............................................       2,430
       Investment banker fees................................................       4,200
       Consent fee paid to HRPT..............................................       5,500
       Other professional fees and merger related costs......................       5,470
                                                                                 --------
Total shared costs...........................................................      26,600
Less costs to be paid by Vitalink............................................     (13,300)
                                                                                 --------
GranCare portion of shared transaction costs.................................      13,300
Other transaction related costs:
       Consent fee paid to HRPT..............................................       4,500
       Write-off to deferred financing fees..................................       5,441
       Amounts payable under GranCare Shareholder   Value Program............
                                                                                    4,500
       Amounts payable under Restricted Stock Plan...........................       2,200
       Other employee severance and other related costs                             6,059
                                                                                 --------
                                                                                   36,000
Less:   Income taxes.........................................................      (6,000)
                                                                                 --------
Total costs, net of income taxes.............................................    $ 30,000
                                                                                 ========

       Income taxes for the three and six month periods ended June 30, 1997 were $(0.3) and $(3.9) million compared to $5.0 and $9.1 million for the same periods in 1996. Income taxes in 1997 are affected by approximately $19.0 million in non-deductible merger expenses.

       Excluding the Institutional Pharmacy Business, income taxes for the three and six month periods ended June 30, 1997 were $(0.3) and $(4.0) million, respectively, compared to $2.2 and $3.9 million for the same periods in 1996.

       As a result of the foregoing, net income (loss) for the three and six month periods ended June 30, 1997 was $(0.4) and $(26.6) million compared to $8.2 and $14.8 million for the same periods in 1996. Excluding the Institutional Pharmacy Business, net income (loss) for the three and six month periods ended June 30, 1997 was $(0.4) and $(26.8) million compared to $3.8 and $6.3 million for the same periods in 1996.

       During the fourth quarter of 1996, the Company received final settlement on its 1994 cost reports for its California long-term health care facilities. The final settlements made by the intermediary for seven facilities included disallowances of a portion of speech and occupational therapy costs ($1.8 million) based on their interpretation of the Medicare prudent buyer concept. In addition, the intermediary has reopened the 1993 cost reports for two additional facilities ($0.7 million) for the same issue. The Company has furnished therapy services to patients under arrangements with outside therapy contractors. The contracts with the outside contractors contain indemnification clauses regarding denial of payment for services provided. The intermediary asserts that the Company did not act as a prudent buyer of therapy services as the Company should have hired therapists instead of contracting for their services. In the absence of prudent buyer documentation to the contrary, the intermediary determined reasonable costs for therapy services based on internally developed survey data and other factors. The Company, in conjunction with a therapy company and another long-term care company, has filed an expedited group appeal to the Provider Reimbursement Review Board regarding these 1994 audit adjustments. A hearing took place during the Company's second quarter. The Company is awaiting the outcome of this hearing. Management (based on the advise of outside counsel) believes that it has a strong position in this matter and will ultimately prevail; therefore no accrual for losses has been made. It is possible that the intermediary will attempt to apply the same interpretation for other Company facilities and for other periods. If the hearing results in an unfavorable outcome to the Company and if the Company does not ultimately prevail on this matter, it could have a material adverse impact on net income of a particular future quarter or year.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary source of liquidity at June 30, 1997 was $19.8 million in cash and cash equivalents compared to $14.5 million at December 31, 1996, an increase of $5.3 million. The increase in cash and cash equivalents was due primarily to proceeds from the disposition of TeamCare and long-term debt borrowings offset by an increase in accounts receivable. Payments received by the Company from the Medicaid and Medicare programs are the Company's largest source of cash from operations.

       Accounts receivable at June 30, 1997 were $234.4 million compared to $233.3 million at December 31, 1996, an increase of $1.1 million.

       Excluding the Institutional Pharmacy Business, accounts receivable at June 30, 1997 were $234.4 million compared to $184.3 million at December 31, 1996, an increase of $50.1 million or 27.2%. Since December 31, 1996, and to a greater extent in the second quarter of 1997, the Company experienced delays in its payments for services rendered under the Medicare program. In the State of Michigan the Medicare fiscal intermediary placed a number of facilities under focus review. This delays the payment cycle because under focus review each claim must receive a medical review. The Company has not received a material number of denials for services rendered, only a delay in payment which is in the 60-90 day range. In addition, as a consequence of the Vitalink Merger, terminating Medicare cost reports were required to be filed for all of the Company facilities and certain other businesses. Normally, cost reports are filed based on the fiscal year end, but as a result of the Vitalink Merger, they were filed for a thirteen month period ended January 31, 1997, which has delayed the cost settlements, the difference between audited costs and interim rates, by 30-60 days. In addition, as a consequence of filing thirteen month cost reports, the Company has not received 1997 Medicare rate increases, and as such, differences between interim and expected rates have continued to increase settlement balances. Finally, the Company has continued to experience significant growth in Medicare business (41% for 1996 to 46% six months ended June 30, 1997). Final cost settlements, based on the difference between audited costs and interim rates, are paid following final cost report audits by Medicare fiscal intermediaries. Because of the cost report and audit process, final settlement may not occur until up to 24 months after services are provided. The Company accounts for such open cost reports by recording appropriate reserves to offset potential audit adjustments. Specialty medical services generally increase the amount of payments received on a delayed basis. The Company receives payment for skilled nursing services based on rates set by individual state Medicaid programs. Although payment cycles for these programs vary, payments generally are made within 30 to 60 days of services provided, except in Illinois, where the Medicaid program delays payments for 120 days. The federal Medicare program, a cost-reimbursement system, pays interim rates, based on estimated costs of services, on a 30 to 45-day basis. The Company has implemented certain policies and procedures to assist in the collection of accounts receivable and to help mitigate the impact of the delays noted above. However, in recognition of the delays, the Company has increased its allowance for doubtful accounts to provide for potential losses. This change in accounting estimate resulted in an $8.0 million increase in the allowance for doubtful accounts at June 30, 1997, and a corresponding charge to operations in the second quarter of 1997.

       While federal regulations do not provide states with grounds to curtail payments under their Medicaid reimbursement programs due to state budget deficiencies or delays in enactment of new budgets, states have nevertheless curtailed payments in such circumstances in the past. In particular, some states have delayed the payment of significant amounts owed to health care providers such as the Company for health care services provided under their respective Medicaid programs.

       In addition to principal and interest payments on its long-term indebtedness, the Company has significant rent obligations relating to its leased facilities, as well as property expenses (principally property taxes and insurance) relating to all of its facilities. The Company's estimated principal payments, cash interest payments, rent and property expense obligations for 1997 are approximately $83.2 million.

       Excluding the Institutional Pharmacy Business, the Company's estimated principal payments, cash interest payments, rent and property expense obligations for calendar year 1997 are approximately $81.7 million.

       The Company's operations require capital expenditures for renovations of existing facilities in order to continue to meet regulatory requirements, to upgrade facilities for the treatment of subacute patients and to accommodate the addition of specialty medical services, and to improve the physical appearance of its facilities for marketing purposes. The Company estimates that capital expenditures for the year ending December 31, 1997, will be approximately $35.0 million.

       The Company maintained a $150.0 million credit facility (the "Predecessor Credit Facility") with a syndicate of banks for whom First Union acted as lead bank, which was used for working capital, other general corporate purposes and acquisitions. In order to complete the Vitalink Merger and related transactions, the Company replaced the Predecessor Credit Facility with a new credit facility in the aggregate amount of $300.0 million, with First Union and The Chase Manhattan Bank each committing to $150.0 million (the "Credit Facility"). The Credit Facility consists of two components: a $200.0 million 5-year revolving credit facility (which includes a $40.0 million sub-limit for the issuance of standby letters of credit and a $5.0 million swing-line commitment from First Union) and a $100.0 million 5-year term loan. Borrowings for working capital and general corporate purposes may not exceed $75.0 million. The first $25.0 million of exposure for letters of credit issued under the letter of credit sub-facility will correspondingly reduce availability under the working capital sub-facility. As of June 30, 1997, the Company had approximately $50.0 million outstanding under the working-capital sub-facility and $25.0 million in letters of credit. While the Company currently has no availability under the working capital sub facility, the Company believes that its cash from operations will be sufficient to meet the Company's working capital requirements in the future. The revolving credit portion of the Credit Facility matures in February 2002. The term loan portion of the Credit Facility will be amortized in ten quarterly installments of $7.0 million each commencing in February 1999, thereafter increasing to $10.0 million per quarter. All remaining principal and accrued and unpaid interest shall be due and payable in full in February 2002. Interest on outstanding borrowing shall accrue, at the option of the Company, at the base rate or at the Eurodollar rate plus, in each case, an applicable margin. As of June 30, 1997, approximately $236.0 million was outstanding under the Credit Facility. On April 18, 1997, the Company amended the Credit Facility in order to provide the Company with greater flexibility to pursue potential acquisitions. The Credit Facility contains restrictions on the ability of the Company to pay dividends to its stockholders upon the failure to satisfy certain financial covenants.

       In connection with the Vitalink Merger, the Company completed a tender offer for its Senior Subordinated Notes due 2005 (the "Notes"), substantially all of which were purchased in the tender offer with funds provided by Vitalink. The remaining Notes became obligations of Vitalink in connection with the Merger. Also in connection with the Vitalink Merger, the Company redeemed all of its outstanding 6 1/2% Convertible Debentures due 2003 (the "Convertible Debentures"). Accordingly, neither the Notes nor the Convertible Debentures remain obligations of the Company following the Vitalink Merger.

       In April 1997, the Company paid the seller of Long Term Care Pharmaceutical Services Corporation I and Long Term Care Pharmaceutical Services Corporation III (collectively, "LTC") $5.4 million in settlement of a contingent earnout provision in the purchase agreement relating to the Company's 1994 acquisition of LTC. Pursuant to the documents entered into in connection with the Vitalink Merger, Vitalink is obligated to fund $2.5 million of this payment.

       The Company previously announced a pending acquisition with respect to the purchase of 18 nursing facilities and ancillary businesses from an affiliated group in the State of Alabama. The Company now believes that such acquisition will not be consummated.

       In conjunction with a 1990 acquisition, the Company borrowed $15.0 million under a promissory note agreement with Health and Retirement Properties Trust ("HRPT"). The note is secured by mortgages on two facilities and 1,000,000 shares of HRPT common stock owned by the Company. The HRPT note had a balance of $8.7 million, with an interest rate of 13.75% at December 31, 1994. During 1995, the Company renegotiated the note with HRPT, whereby the principal balance of the promissory note was increased to $11.5 million, resulting in additional proceeds to the Company. Minimum interest on the note is 11.5% per year payable monthly in arrears. Additional interest became payable commencing on January 1, 1996, in an amount equal to 75% of the percentage increase in the Consumer Price Index, with certain defined limitations. Principal payments will begin two years after the date of the note on a 30-year direct reduction basis, with the remaining balance due December 31, 2010.

       The Company has operating leases for 24 facilities, including land, buildings, and equipment from HRPT under two Master Lease Documents. Subsequent to December 31, 1994, the existing Master Lease Documents were amended. Under the amended lease arrangements, minimum rent for the aggregate facilities is the annual sum of $11,550,000, payable in equal monthly installments. In addition, commencing January 1, 1996, the amended lease agreement provides for additional rent to be paid monthly, in advance, based on 75% of the increase in the Consumer Price Index multiplied by the minimum rent due, provided, however, that the maximum rent (minimum rent plus additional rent) each January shall be limited to a 2% increase over the total monthly rent paid in the prior December. The operating leases for 17 facilities expire on December 28, 2010, and there are two 10 year renewal options. The leases for seven facilities expire in June 2006 and there are two 10 1/2 year renewal options. The Company has subleased six of the 24 facilities to unrelated parties.

       The Company is a beneficial owner of 1,000,000 shares of stock of HRPT, which are held in trust and pledged as collateral for the obligations of two of the Company's subsidiaries under mortgages notes and lease obligations with HRPT. The pledge agreement strictly limits the Company's ability to sell the shares until its obligations to HRPT are satisfied, which will not be until the year 2010. As a result, these shares cannot be sold to meet other financial obligations. In addition, such mortgage notes and lease obligations contain provisions that restrict, upon the occurrence of an event of default thereunder, the ability of such subsidiaries to make dividends, loans or advances to the Company. In accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the HRPT stock is carried at fair market value, with unrealized gains and losses reported as a separate component of equity.

       The Company maintains a captive insurance subsidiary to provide reinsurance for its obligations under workers' compensation and general and professional liability plans. These obligations are funded with long-term fixed income investments, which are not available to satisfy other obligations of the Company.

       A wholly-owned subsidiary of the Company, Professional Health Care Management, Inc. ("PHCMI"), is the borrower under a $58.8 million mortgage note (the "Omega Loan") executed on August 14, 1992, in favor of Omega Healthcare Investors, Inc. ("Omega"), and under the related Michigan loan agreement dated as of June 7, 1992. All $58.8 million is outstanding at the present time. Proceeds of the Omega Loan were used by PHCMI to acquire 17 skilled nursing facilities in the State of Michigan ("the "PHCMI Facilities"). With the exception of four PHCMI Facilities since divested, PHCMI owns and leases the PHCMI Facilities to various of its wholly-owned subsidiaries under separate lease agreements (the "PHCMI Subsidiary Leases"). The Omega Loan is secured by a mortgage and security agreement executed by PHCMI with respect to the PHCMI Facilities. PHCMI has assigned its interest in the PHCMI Subsidiary Leases to Omega as additional security for the Omega Loan. In addition, in February 1997, the PHCMI subsidiaries executed and delivered guarantees of the Omega Loan and pledged their personal property assets to Omega as security for such guarantees.

       The Omega Loan bears interest at a rate which is adjusted based on either
(a) changes in the Consumer Price Index, or (b) a percentage of the change in gross revenues of PHCMI and its subsidiaries from year to year, divided by $58.8 million, whichever produces the higher interest rate, but in any event subject to a maximum rate not to exceed 10.5% of the interest rate in effect for the Omega Loan for the prior calendar year. The current interest rate is 14.5% per annum. The Omega Loan currently requires monthly, interest-only payments. The Omega Loan may be prepaid within the first 180-days following August 14, 2002, upon 30 days' notice. Prepayment at any other time will result in a prepayment penalty in the nature of a "make whole" premium. Beginning October 1, 2002, quarterly amortizing installments of principal in the amount of $1,470,000 each will also become due and payable on the first day of each calendar quarter. The entire outstanding principal amount of the Omega Loan is due and payable on August 13, 2007.

       In addition to the interest on the Omega Loan described in the preceding paragraph, as a condition to obtaining Omega's consent to the Vitalink Merger, the Credit Facility and other transactions related thereto, PHCMI agreed to pay additional interest to Omega in the amount of $20,500 per month, through and including July 1, 2002. If the principal balance of the Omega Loan for any reason becomes due and payable prior to that date, there will be added to the indebtedness owed by PHCMI (i) the sum of $1,000,000, plus (ii) interest thereon at 11% per annum to the prepayment date, less (iii) the amount of such additional interest paid to Omega prior to the prepayment date.

       As substitute collateral for the four divested PHCMI Facilities, and as consideration for granting its consent to such divestiture, Omega required GranCare to cause First Union to issue its letter of credit in favor of Omega in the amount of $9.0 million pursuant to the Credit Facility (the "Omega Letter of Credit"). The Omega Letter of Credit can be drawn upon following the occurrence of any event of default under the Omega loan documents, if the Omega Letter of Credit is not renewed or extended at least 30 days prior to its scheduled expiration date (currently March 22, 1998), or if certain representations, warranties or covenants of PHCMI under the Omega loan documents are breached and such breaches are not cured within the prescribed time after notice.

       The Omega Loan Agreement obligates PHCMI, among other things, to maintain a minimum tangible net worth of at least $10.0 million, increased or decreased by 25% of PHCMI's net income (but in no event less than $10.0 million). The Company has agreed to contribute additional equity to PHCMI if, as and when necessary to assure that such minimum tangible net worth test is met. As of December 31, 1996, PHCMI's tangible net worth exceeded the current minimum adjusted tangible net worth requirement.

       Capital Resources. The Company believes that its existing working capital and available borrowings under the Credit Facility will be sufficient to fund the fixed obligations, capital expenditures and other obligations referred to above, as well as to repay certain indebtedness when due, and further expand GranCare's business (other than the LCA Merger). Additionally, in connection with the Vitalink Merger, Vitalink assumed (as part of the Vitalink Merger) certain items of GranCare's consolidated indebtedness aggregating approximately $108.0 million (which included GranCare's obligations in respect of the Notes). However, in the event that the Company continues to grow through acquisitions, the Company may need to raise additional capital, either through borrowings, sale-leaseback financings or the sale of debt or equity, to finance the acquisition price and any additional working capital and capital expenditure requirements related to such acquisitions. At this time, the Company believes that any additional required financing may be obtained at market rates on terms that are acceptable to the Company, although no assurance can be given regarding the terms that are available of additional financing in the future.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

        From time to time, the Company has been a party to various legal proceedings in the ordinary course of its business. In the opinion of the Company, except as set forth below, there are no proceedings which, individually or in the aggregate, after taking into account the insurance coverage maintained by the Company, are reasonably likely to have a material adverse effect on the Company's financial position or results of operations.

        On June 10, 1997, a Company stockholder filed a civil complaint in state district court in Harris County, Texas: Howard Gunty, Inc. Profit Sharing Plan
v. Gene E. Burleson, Charles M. Blalock, Antoinette Hubenette, Joel S. Kanter, Ronald G. Kenny, Robert L. Parker, William G. Petty, Jr., Edward V. Regan, Gary
U. Rolle and GranCare, Inc. This complaint alleges, generally, that the defendants have breached their fiduciary duties owed to the Company's stockholders by failing to take all reasonable steps necessary to ensure that the Company' stockholders receive maximum value for their shares of common stock in connection the LCA Merger. The plaintiffs are seeking (i) an injunction prohibiting the consummation of the LCA Merger or (ii) alternatively, if the LCA Merger is consummated, to have such transaction rescinded and set aside. In addition, the plaintiffs are seeking unspecified compensatory damages, costs and to have the complaint certified as a class action. The Company believes that is has a meritorious defense to this action.

        On June 17, 1997, Vitalink and its controlling stockholder, Manor Care, filed a civil complaint in the Court of Chancery of the State of Delaware in and for New Castle County (the "Court"): Vitalink Pharmacy Services Inc., a Delaware Corporation, and Manor Care, Inc., a Delaware corporation v. GranCare, Inc., a Delaware corporation, Civil Action No. 15744. This complaint alleges that the consummation of the LCA Merger will violate certain provisions of the non-competition agreement between Vitalink, the Company and Manor Care (the "Non-Competition Agreement") and will cause Vitalink to suffer irreparable harm. The plaintiffs are seeking (i) an injunction prohibiting the Company from completing the Merger, (ii) specific performance of the Non-Competition Agreement, and
(iii) a declaration by the Court setting forth the parties' rights under the Non-Competition Agreement and a determination that the LCA Merger violates such Agreement. In addition, plaintiffs are seeking to recover their costs and attorneys' fees incurred in connection with pursuing this action. The Company denied the plaintiffs' allegations and moved for summary judgment. The plaintiffs moved for a preliminary injunction to enjoin the LCA Merger. A hearing on the motions was held on July 25, 1997. On August 8, 1997, the Court entered an order granting the plaintiffs' request for a preliminary injunction and denying the Company's motion for summary judgment. On August 8, 1997, the Court also granted the Company's request that the Court's decision be certified for appeal to the Delaware Supreme Court and on August 11, 1997, the Company filed a notice of appeal with the Delaware Supreme Court requesting that the Delaware Supreme Court accept its appeal of the preliminary injunction. The parties are presently awaiting the outcome of this request. The Company remains committed to the consummation of the transaction upon the terms set forth in the merger agreements. The Company believes that it has a meritorious defense to this action. Nevertheless, due to the uncertainties of litigation, there can be no assurance that the Company will prevail.

        The absence of any injunctions against the consummation of the LCA Merger is a condition to the closing of the Transactions. Thus, if the injunction remains in effect, or if any other injunction is issued, there is a likelihood that the Transactions may not be consummated.

ITEM 2.  CHANGES IN SECURITIES.
-------  ----------------------

  Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-------  --------------------------------

  Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

  Not applicable.

ITEM 5.   OTHER INFORMATION.
--------  ------------------

        On May 8, 1997, the Company announced the execution of agreements for a business combination of Living Centers of America, Inc. ("LCA") with the Company immediately following a leveraged recapitalization of LCA by Apollo Management, L.P.

        The consummation of the LCA Merger is subject to numerous conditions including, without limitation, the approval of the transactions by the stockholders of the Company and LCA.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

  (a) The following exhibits are included herewith:

  10 Amended and Restated Agreement and Plan of Merger dated as of May 7, 1997 and amended and restated as of June 12, 1997.
  11  Computation of Net Income (Loss) Per Share
  27  Financial Data Schedule

  (b) On May 9, 1997, the Company filed a current report on Form 8-K announcing the execution of an agreement and plan of merger dated as of May 7, 1997, between the Company and Living Centers of America, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1997      GRANCARE, INC.


                            /s/ Keith J. Yoder
                            ------------------
                            Keith J. Yoder
                            Chief Financial Officer
                            (Duly Authorized Officer and Principal Financial and Accounting Officer)