Form 10-Q/A
period 1997-06-30
NEW GRANCARE INC
filed 1997-09-02
CIK 1028337

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A*

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

* The purpose of filing this Form 10-Q/A is to correct certain information in the Income (loss) before extraordinary charge item in the Condensed Consolidated Statements of Income and certain information in the Operating expense discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Form 10-Q initially filed with respect to the quarterly period ended June 30, 1997.

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

Signatures.................................................... 19

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

                                 GRANCARE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
            (Dollars And Shares In Thousands, Except Per Share Data)

                                                       Three Months Ended      Six Months Ended
                                                           June 30,                June 30,
                                                    ---------------------    ---------------------
                                                      1997         1996        1997         1996
                                                    ---------    --------    --------     --------
Revenues:
  Net patient revenues............................  $197,925     $245,427    $420,851     $474,254
  Investment and other revenue....................     1,416        1,844       3,006        3,028
                                                    --------     --------    --------     --------
      Net revenues.................................   199,341      247,271     423,857      477,282

Expenses:
  Operating expenses..............................   187,016      218,646     390,870      423,721
  Depreciation and amortization...................     5,262        6,514      11,013       12,672
  Interest expense and financing charges..........     7,782        8,918      16,319       17,067
  Nonrecurring costs-merger and other costs.......     ---           ---       28,300        ---
                                                    --------     --------    --------     --------
     Total expenses...............................   200,060      234,078     446,502      453,460
                                                    --------     --------    --------     --------
Income (loss) before income taxes and
        extraordinary charge......................      (719)      13,193     (22,645)      23,822
Income taxes......................................      (273)       5,013        (893)       9,052
                                                    --------     --------    --------     --------
Income (loss) before extraordinary charge.........      (446)       8,180     (21,752)      14,770

Extraordinary charge - loss on early
 extinguishment of debt, net of income tax benefit
 of $2,961........................................      ---         ---         4,831        ---
                                                    --------     --------    --------     --------
      Net income (loss)........................... $    (446)    $  8,180    $(26,583)    $ 14,770
                                                   =========     ========    ========     ========
 Net income (loss) per common and common
    equivalent share:
    Primary:
       Income (loss) before extraordinary charge..  $  (0.02)    $   0.34    $  (0.91)    $   0.62
       Extraordinary charge.......................      ---          ---        (0.20)        ---
                                                    --------     --------    --------     --------
       Net income (loss)..........................  $  (0.02)    $   0.34    $  (1.11)    $   0.62
                                                   =========     ========    ========     ========
    Fully diluted:
       Income (loss) before extraordinary charge.. $   (0.02)    $   0.33    $  (0.91)    $   0.61
       Extraordinary charge.......................      ---          ---        (0.20)        ---
                                                    --------     --------    --------     --------
       Net income (loss).......................... $   (0.02)    $   0.33    $  (1.11)    $   0.61
                                                   =========     ========    ========     ========
    Weighted average number of common and
       common equivalent shares outstanding:
       Primary....................................    24,028       24,077      23,925       23,932
                                                   =========     ========    ========     ========
       Fully diluted..............................    24,028       26,570      23,925       26,484
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

  Operating expenses (excluding rent and property expenses) for the three and six month periods ended June 30, 1997 were $175.2 and $365.3 million, respectively, compared to $204.4 and $396.0 million for the same periods in 1996, a decrease of $29.2 and $30.7 million, respectively.

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

Date:  August 29, 1997      GRANCARE, INC.


                            /s/ Keith J. Yoder
                            ------------------
                            Keith J. Yoder
                            Chief Financial Officer
                            (Duly Authorized Officer and Principal Financial and Accounting Officer)